Form 10QSB
period 2000-09-30
REXADON CORP
filed 2001-03-15
CIK 1092789

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                                          Yes                No    X

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                1,000,000
Title of Class                                   Number of Shares outstanding
                                                       at September 30, 2000

Transitional Small Business Format     Yes            No    X

No exhibits included.

                                                        REXADON CORPORATION
                                        (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                            June 30,        September 30,
                                                                                              2000              2000




              TOTAL ASSETS                                                                  $                 $



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     108
              Accounts payable - related party                                                  1,873         1,873


              TOTAL LIABILITIES                                                             $1,981  $    1,981

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (2,996)           (2,996)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,981)           (1,981)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $


      The accompanying notes are an integral part of the financial statements.

                                                         REXADON CORPORATION
                                         (A Company in the Development Stage)

                                                      STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED               (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2000                 1999      September 30, 2000





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                                                723                1,981
  Amortization                                                                                                                 1,015


TOTAL OPERATING EXPENSES                                                                                    723                2,996


NET (LOSS)                                                                                                (723)       $      (2,996)

NET (LOSS) PER SHARE                                                        $            Nil      $       (Nil)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,000,000          1,000,000            1,000,000





           See accompanying Notes to Financial Statements.

                                                           REXADON CORPORATION
                                          (A Company in the Development Stage)

                                                      STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED               (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2000                 1999     September 30, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $                     $       (723)       $    (2,996)

  Add item not requiring the
   use of cash - amortization                                                                                               1,015

  Increase (decrease) in accounts
   payable                                                                                                  723                1,981



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                     (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                      1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $



                                See accompanying Notes to Financial Statements.

                                                REXADON CORPORATION
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the
 opinion          of the management of the Company, contain all adjustments,
consisting of          only normal recurring accruals, necessary to present
 fairly the financial          position at September 30, 2000, the results of
operations for the three          months ended September 30, 2000 and 1999, and
 the cash flows for the three  months ended September 30, 2000 and 1999.

         Reference is made to the Company's Form 10SB.  The results of
 operations          for the three months ended September 30, 2000 are not
necessarily          indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS  -  None

Item 2.          CHANGES IN SECURITIES - None

Item 3.          DEFAULTS UPON SENIOR SECURITIES - None

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


                                                         REXADON CORPORATION



Date:     December 1, 2000                By:/s/ Jehu Hand
                                                   Jehu Hand,
                                               President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                         authorized officer)