Form 10QSB
period 2003-03-31
HEALTHEUNIVERSE INC
filed 2003-05-27
CIK 1092789

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________ Commission File Number 0-27009 CIK Number 0001092789

                                              HEALTHEUNIVERSE, INC.
(Exact Name of small business issuer as specified in its charter)


            Delaware                                      33-0619520
(State or other Jurisdiction of                      I.R.S. Employer Identi-
Incorporation or Organization                          fication
No.)


1171 West San Bernardino Road, Suite F, Covina, California             91722
(Address of Principal Executive Offices)                             (Zip Code)

                                                 (626) 967-4660
                                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                    10,000,000
----------------------------------                     ----------------------
Title of Class                                      Number of Shares outstanding
                                                              at March 31, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.




                                                          HEALTHEUNIVERSE, INC.
                                                  (A Company in the Development Stage)

                                                       CONSOLIDATED BALANCE SHEETS

                                                                 ASSETS

                                                                                         December 31,        March 31,
                                                                                             2002              2003


              Cash in Banks                                                             $       2,280     $       1,249
              Merchandise Inventory                                                            12,913            12,913



              Total Current Assets                                                      $      15,193     $      14,162



              PROPERTY AND EQUIPMENT - net                                                        316               283
              Other assets - organization costs,
                 net of amortization                                                            1,400             1,300



              TOTAL ASSETS                                                              $      16,909     $      15,745



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Sales tax payable                                                         $          84     $          84
              Income taxes payable - state                                                        800               800
              Loans from stockholders                                                          11,370            11,370
              Accrued expenses                                                                     --            48,250
              Interest payable - related party notes                                              781               866


              TOTAL CURRENT LIABILITIES                                                 $      13,035     $      61,370

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 10,000,000 shares issued and outstanding                                         10,000            10,000

Par value                                                                          5,000             5,000

Deficit accumulated during the development stage                                             (11,126)          (60,625)



              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              3,874          (45,625)




TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                    $      16,901     $      15,745



















                                The  accompanying  notes are an integral part of
the financial statements.



                                                          HEALTHEUNIVERSE, INC.
                                                  (A Company in the Development Stage)

                                                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                          March 31,                        TO
                                                                                  2003                 2002          March 31, 2003





REVENUES                                                                    $            -0-      $         820       $       11,556
Cost of Goods Sold                                                                        --                 64               10,130


Gross Margin                                                                              --                756                2,622

OPERATING EXPENSES

  Interest expense                                                                        85                 58                  846
  General and Administrative                                                          49,414              1,121               62,401


TOTAL OPERATING EXPENSES                                                              49,499              1,179               63,247

NET (LOSS)                                                                          (49,499)              (423)       $     (60,625)

NET (LOSS) PER SHARE                                                        $          (.05)      $       (Nil)



WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             8,500,000          7,000,000




































             See accompanying Notes to Financial Statements.




                                                          HEALTHEUNIVERSE, INC.
                                                  (A Company in the Development Stage)

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE
                                                                                        MONTHS ENDED
                                                                                          March 31,
                                                                                  2003                 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $       (49,488)      $       (423)

  Adjustments to reconcile net loss to
    net cash provided by operating activities

  Depreciation and amortization                                                          133                 58

  (Increase) decrease in inventory                                                        --                756

  Sales tax payable                                                                       --                  6

  Interest payable                                                                        85                 58

  Increase (decrease) in accounts
   payable                                                                            48,250



  Net cash flows from operating
   activities                                                                        (1,031)              (455)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock


  Net Cash flows from financing
   activities

NET INCREASE (DECREASE) IN CASH                                                      (1,031)              (455)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                            2,280              3,970



CASH BALANCE AT END OF
  PERIOD                                                                    $          1,249      $       3,515


















                                See accompanying Notes to Financial Statements.

                                               HEALTHEUNIVERSE, INC.
                                       (A Company in the Development Stage)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2003


NOTE 1:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HealtheUniverse, Inc., is presented to assist in understanding the Company' financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting policies and have been consistently applied in the preparation of the financial statements.

Description of Developmental Stage Activities:

         The Company, located in Covina, California, has been in the developmental stage since its formation on June 15, 2001. The Company has been devoting substantial efforts to establishing a new business. During the development stages, for a short period of time, the Company was engaged in the business of purchase and sale of jewelry to wholesalers as well as to direct customers to generate revenues.

         The Company, which was originally named S & K Overseas, Inc., applied on November 22, 2002, with the Secretary of State of California, for a change name to HealtheUniverse, Inc. HealtheUniverse, Inc. is engaged in the business of consulting for healthcare institutions with services of performance enhancement, turnaround management, merger, acquisition, consolidation and integration services. Their client profile includes companies engaged in medical related businesses, hospital systems, academic medical centers, freestanding hospitals and physician groups.

         As a result of its continued efforts, the Company has been successful in obtaining a few contracts with some major companies in the health care industry. These contracts have been explained in detail in notes to the financial statements under Note 6 - Subsequent Events.

Basis for Assigning Amounts to Equity Securities Issued Other Than Cash:

         Shares of common stock issued for other than cash have been assigned amounts equivalent to the par value of the common stock. Receivable from Stockholders of $10,000, were netted out from Payable to Stockholders (Note 2).

Revenue and Cost Recognition:

         Revenue is recognized when the jewelry was delivered and accepted by the customer.

Property and Equipment:

         Property and Equipment consisting of furniture, fixture and equipment are carried at cost. Depreciation is computed based on the straight-line method over their useful lives. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation is removed from the accounts and the resulting gain or loss on disposal is reflected in the financial statements. Expenditures for major renewals and betterments that extend the useful life of the property and equipment are capitalized. Expenditures for minor repairs and maintenance are charged as incurred.

                 Property and equipment consist of the following at March 31, 2003:




                                                        Accumulated
                                            Cost        Depreciation     Net


         Office equipment                   $429             $146        $283



         5.      Reverse Acquisition

                 On February 14, 2003 the Company (a Delaware corporation, formerly Rexadon Corporation) acquired all of the common stock of HealtheUniverse, Inc., a California corporation, in exchange for 7,000,000 newly issued shares of common stock. The transaction was accounted for as a reverse acquisition, with the California corporation deemed as the accounting acquiror. The accrued liabilities of the Delaware corporation were paid or forgiven in the transaction.

NOTE 2:  RECEIVABLES AND PAYABLES TO AND FROM STOCKHOLDERS

Receivables from stockholders are composed of notes from stockholders which are due and payable on demand. The notes are in exchange for 200,000 shares of common stock at $0.05 per share, stock certificates of which were issued on December 31, 2002. Interest is computed at 3% per annum. No interest income is reported through March 31, 2003.

Payable to stockholders are composed of loans from stockholders for funds received and used for operation. Interest expense on these loans is $85 and $58 for the three months ending March 31, 2003 and 2002, respectively.

Receivable from stockholders of $10,000 were netted out from payable to stockholders of $21,370 resulting in a net payable to stockholders of $11,370 as of December 31, 2002 and March 31, 2003.

NOTE 3:  RELATED PARTY TRANSACTION

In the years 2001 through 2002, the Company was operating in the residence of one of the stockholders. The Company was not paying rent for the office use of this home. As of January, 2003, the Company transferred to a new office location in Covina, California.

NOTE 4:  LEASE COMMITMENTS

In January, 2003, the Company entered into a new office lease agreement as a sub-lessor from one of the stockholders. The lease is on a month to month basis. The Company does not have any future lease commitment relating to this office lease.

NOTE 5:  INCOME TAX PROVISION AND LIABILITY

The Company has elected to be taxed under the provision of Subchapter S of the Internal Revenue Service. Under these provisions, the Company does not pay federal corporate income taxes on its taxable income. In lieu of corporate income tax, the shareholders are taxed on the Company's taxable income. Therefore, no provision or liability for federal income tax has been included in the financial statements. The California corporation tax amounted to $800 for each year ended December 31, 2002 and 2001. This election was revoked in January 2003.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         We have never received revenues from operations. Until we receive funding from outside sources, such as debt or equity financing, we are seeking $300,000 in initial funding to finance the first 12 months of our business plan as follows:

                  Marketing                          $100,000
                  General and Administration         $200,000

         Marketing expenses will be comprised of printing of marketing materials and payment of 2 persons to make initial contact with potential customers. We expect to purchase databases of health care providers. However, we do not anticipate marketing through direct mail or tele-marketing. We believe that the selection of the 2 marketing assistants is very important as the position requires sales ability with some technical background.

         General and administrative costs includes salaries estimated at an aggregate of $12,000 per month for 12 months, lease expense, telephone and travel expense. Until the desired-for funding is received, we will work on obtaining consulting agreements. Pending funding management will defer payment of salaries and will fund business expenses from their own personal resources. The out of pocket costs pending funding are estimated at $5,000 per month.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

         Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan.

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



                                      PART II.  OTHER INFORMATION



Item 1.           LEGAL PROCEEDINGS  -  None



Item 2. CHANGES IN SECURITIES - On February 13, 2003 the registrant effected a three-for-one forward stock split.



Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------



Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS - None



Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K



         Exhibits--None



         Reports on Form 8-K--A Current Report on Form 8-K dated February 14, 2003 was filed to report the acquisition of Healtheuniverse, Inc., a California corporation, and the transfer of control to the shareholders of the California corporation. The financial statements of the California corporation were filed with the Form 8-K.

                                              SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          HEALTHEUNIVERSE, INC.







Date:     May 21, 2003                                        By:/s/ Sandip Shah

                                                                   Sandip Shah

                                                         Chief Financial Officer

                                                   (chief financial officer and

                                               accounting officer and duly

                                             authorized officer)

                                            CERTIFICATIONS

I, Vipul R. Dev, certify that:



1. I have reviewed this quarterly report on Form 10-QSB of HealtheUniverse, Inc.;



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



     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



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



Date: May 21, 2003



/s/ Vipul R. Dev

President and Chief Executive Officer

                                            CERTIFICATIONS

I, Sandip Shah, certify that:



1. I have reviewed this quarterly report on Form 10-QSB of HealtheUniverse, Inc.;



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



     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



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



Date: May 21, 2003



/s/ Sandip Shah

Chief Financial Officer